Form 10-K
period 2005-12-31
Wells Fargo Financial Auto Owner Trust 2005-A
filed 2006-03-20
CIK 1330310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-119047-10

WELLS FARGO FINANCIAL AUTO OWNER TRUST 2005-A

(Exact name of registrant as specified in its charter)

Delaware	51-6566803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware	19890-0001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 651-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates is $0.00.

Documents incorporated by reference: None

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

Item 15.  Exhibits, Financial Statement Schedules.

(a)   Financial Statements, Financial Statement Schedules, Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)   Exhibits.

(i)            The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(ii)           The current reports on Form 8-K attaching the related monthly Master Servicer’s Report were filed by Wells Fargo Financial Auto Owner Trust 2005-A on (A) July 20, 2005 for the monthly period ending June 30, 2005, (B) August 19, 2005 for the monthly period ending July 31, 2005, (C) September 20, 2005 for the monthly period ending August 31, 2005, (D) October 18, 2005 for the monthly period ending September 30, 2005, (E) November 15, 2005 for the monthly period ending October 31, 2005, (F) December 15, 2005 for the monthly period ending November 30, 2005 and (G) January 17, 2006 for the monthly period ending December 31, 2005. All of the foregoing documents are hereby incorporated by reference.

(c)   Financial Statement Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO FINANCIAL AUTO OWNER TRUST 2005-A

By:	Wells Fargo Financial, Inc.,
as Master Servicer

By:	/s/ Dean R. Anderson
Name: Dean R. Anderson
Title: Vice President
Dated: March 20, 2006

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amended & Restated Trust Agreement, between ACE Securities Corp. and Wilmington Trust Company, dated as of June 16, 2005.*

4.2	Indenture, dated as of May 31, 2005, between Wells Fargo Financial Auto Owner Trust 2005-A, as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.*

4.3	Sale and Servicing Agreement, dated as of May 31, 2005, among Wells Fargo Financial Auto Owner Trust 2005-A, ACE Securities Corp., Wells Fargo Financial, Inc., and JPMorgan Chase Bank, N.A.*

4.4	Administration Agreement, dated as of May 31, 2005, among Wells Fargo Financial Auto Owner Trust 2005-A, Wells Fargo Financial, Inc., and JPMorgan Chase Bank, N.A.*

4.5	Subservicing Agreement, dated as of May 31, 2005, between Wells Fargo Financial, Inc., and Wells Fargo Financial Acceptance, Inc.*

10.1	Sale Agreement, dated as of May 31, 2005, among Wells Fargo Financial Acceptance, Inc., and Wells Fargo Financial Receivables, LLC.*

10.2	Transfer Agreement, dated as of May 31, 2005, among certain affiliates of Wells Fargo Financial Acceptance, Inc., and Wells Fargo Financial Acceptance, Inc.*

10.3	Purchase Agreement, dated as of May 31, 2005, between Wells Fargo Financial Receivables, LLC and ACE Securities Corp.*

31.1	Officer’s Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

99.1	Annual Statement as to Compliance of Master Servicer**

99.2	Report of Independent Registered Public Accounting Firm**

99.3	Assertion of Management**

*          Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 16, 2005 and filed with the Securities and Exchange Commission on June 22, 2005.

**       Filed herewith.